Form 10-Q
period 2008-01-31
Jasper Ventures Inc.
filed 2008-03-12
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission file number 333-148735


                              JASPER VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            69 Ross Street West #638
                         Moose Jaw, Saskatchewan S6H 2M0
          (Address of principal executive offices, including zip code.)

                                  (416)981-7838
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2008, prepared by the company, immediately follow.

JASPER VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     January 31,
                                                                        2008
                                                                        - $ -
                                                                       -------
ASSETS

Current
  Cash                                                                  42,325
                                                                       -------

Total current assets                                                    42,325
                                                                       -------

TOTAL ASSETS                                                            42,325
                                                                       =======

LIABILITIES

TOTAL LIABILITIES                                                            0
                                                                       -------

STOCKHOLDERS' EQUITY
  Common stock
   Authorized:
     75,000,000 common shares with a par value of $0.001
   Issued and outstanding:
     6,160,000 common shares                                             6,160
  Additional paid in capital                                            63,840
  Deficit accumulated during the exploration stage                     (27,675)
                                                                       -------
Total stockholders' equity                                              42,325
                                                                       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              42,325
                                                                       =======

               See accompanying summary of accounting policies and
                         notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       Period from           Period from
                                                   Three months     November 28, 2006     November 28, 2006
                                                      ended           (Inception) to        (Inception) to
                                                    January 31,         January 31,           January 31,
                                                      2008                2007                  2008
                                                      - $ -               - $ -                 - $ -
                                                    ---------           ---------             ---------
Exploration expenditures                                   --                  --                 4,000

Management fees                                         3,000                  --                14,000

General and administrative                              2,325                   4                 9,675
                                                    ---------           ---------             ---------

Net loss                                               (5,325)                 (4)              (27,675)
                                                    =========           =========             =========

Basic and diluted net loss per share                    (0.00)              (0.00)

Weighted average number of shares outstanding       6,160,000           3,400,313
                                                    =========           =========


               See accompanying summary of accounting policies and
                          notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Period from           Period from
                                                    Three months     November 28, 2006     November 28, 2006
                                                       ended           (Inception) to        (Inception) to
                                                     January 31,         January 31,           January 31,
                                                       2008                2007                  2008
                                                      - $ -               - $ -                 - $ -
                                                     -------             -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (5,325)                 (4)              (27,675)
  Adjustments to reconcile net loss to cash
   used by operating activities:
     Donated Services                                  4,500                  --                21,000
                                                     -------             -------               -------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (825)                 (4)               (6,675)
                                                     -------             -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                 --               7,400                49,000
                                                     -------             -------               -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               --               7,400                49,000
                                                     -------             -------               -------

NET INCREASE (DECREASE) IN CASH                         (825)              7,396                42,325

CASH, BEGINNING OF PERIOD                             43,150                  --                    --
                                                     -------             -------               -------

CASH, END OF PERIOD                                   42,325               7,396                42,325
                                                     =======             =======               =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           --                  --                    --
                                                     =======             =======               =======


               See accompanying summary of accounting policies and
                         notes to financial statements

JASPER VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
January 31, 2008
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Jasper Ventures, Inc. ("Jasper" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007, as reported in the Form SB-2, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

Jasper Ventures Inc. was incorporated in Nevada on November 28, 2006 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 69 Ross Street West #638, Moose Jaw, Saskatchewan. The telephone number is (416)981-7838.

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. We have not yet commenced any exploration activities on the claim. Our property, known as the River Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. The cost of the proposed exploration program is $60,776. We plan to commence the first phase of the exploration program in the spring of 2008.

The property is situated in the Otish Mountains, 199 miles northeast of the town of Chibougamau, near the geographic centre of the Province of Quebec. The nearest population centre is the Cree Village of Mistissini, 53 miles by road north of Chibougamau. The nearest all weather road is the access road from Mistissini to the float plane base at Riviere Temiscamie, where a single Turbo-Otter float-plane is stationed and available for charter. The distance from Temiscamie to the property is 102 miles. There is no permanent population or developed infrastructure in the area. The property can be reached by float plane (summer), or ski plane (winter), from Riviere Temiscamie or a helicopter can be chartered in Chibougamau. The area has a continental climate typical for this latitude, characterised by long winters lasting from late October to late April and short, cool summers with temperatures up to 59 degrees. Lakes freeze over in late October and are usable again for float planes in early May. Most precipitation falls in the form of snow during the wintertime with accumulations of several meters considered normal. Total precipitation averages 32 inches.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $27,675 in expenses through January 31, 2008.

The following table provides selected financial data about our company for the period ended January 31, 2008.

                     Balance Sheet Data:           1/31/08
                     -------------------           -------

                     Cash                          $42,325
                     Total assets                  $42,325
                     Total liabilities             $     0
                     Shareholders' equity          $42,325

In December 2006, a total of 5,000,000 shares of common stock were issued in exchange for $5,000 US, or $.001 per share. These securities were issued to the directors of the company.

In January 2007 we offered and sold 240,000 common stock shares at $0.01 per share to 6 non-affiliated private investors for proceeds of $2,400. In April 2007 we offered and sold 360,000 common stock shares at $0.01 per share to 9 non-affiliated private investors for proceeds of $3,600. In September 2007 we offered and sold 360,000 common stock shares at $0.05 per share to 18 non-affiliated private investors for proceeds of $18,000. In October 2007 we offered and sold 200,000 common stock shares at $0.10 per share to 4 non-affiliated private investors for proceeds of $20,000.

PLAN OF OPERATION

Our cash in the bank at January 31, 2008 was $42,325. We incurred operating expenses of $5,325 for the three months ended January 31, 2008. As we had no revenues our net loss for the period was also $5,325. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through January 31, 2008 was $27,675.

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $19,000 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

The following three phase exploration proposal and cost estimate is offered with the understanding that each phase is contingent upon positive (encouraging) results being obtained from the prior phases and our ability to raise additional capital:

Phase 1 DATA EVALUATION AND PROSPECTING Aeromagnetic data for the claim area should be researched for anomalies potentially caused by kimberlite. Priority areas for prospecting will be any such aeromagnetic anomalies. A team of 2 prospectors can systematically cover the area to prospect for kimberlite rocks in float or in outcrop in 10 to 15 days. Any kimberlite rock found will be sampled and analyzed for diamonds and diamond indicator minerals.

Phase 2 GEOCHEMICAL SAMPLING: All aeromagnetic kimberlite targets found will be prospected in detail and systematic soil sampling will be done along lines spaced no more than 100 m apart and with samples at 50 or 25 meter intervals. Aeromagnetic targets totally covered by overburden should also be sampled. Sampling methods should follow the MMI protocol and samples need to be analyzed at a specialized MMI laboratory. Positive results will be the outline of kimberlite bodies, through indicator element signatures. Total duration of the field campaign depends on the number of targets present. Duration will be 1 to 2 days per target for a 2 person prospecting-sampling crew. Processing of samples during summer can be up to 6 weeks

Phase 3 Drilling: Positive targets will need to be drill tested, The amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET
PHASE 1 PROSPECTING AND RESEARCH                             C $            US $
----------------------------------                          -----          -----
Mobilization anf travel cost to Chibougamau                 2,500          2,375
Prospector 8 days @ $375/day                                2,800          2,660
Assisstant  8 days @ $275/day                               2,200          2,090
Camping equipment and food                                  2,500          2,375
Floatplane rental                                           6,000          5,700
Organization planning and aeromagnetic research             4,000          3,800
                                                           ------         ------
                                                   TOTAL   20,000         19,000
PHASE 2 GEOCHEMICAL SAMPLING
----------------------------
Mobilization anf travel cost to Chibougamau                 2,500          2,375
Technician 15 days @ $400/day                               6,000          5,700
Assisstant 15 days @ $275/day                               4,125          3,919
Camping equipment and food                                  2,500          2,375
Floatplane rental                                           6,000          5,700
Sampling equipment                                            600            570
MIM  analysis  250 samples @ C$35                           8,750          8,313
Sample shipping                                               500            475
Drafting Interpretation and report                          8,000          7,600
Assessment fees                                             2,000          1,900
Organization planning and aeromagnetic research             3,000          2,850
                                                           ------         ------
                                                   TOTAL   43,975         41,777
                                                                          ------
OVERALL TOTAL                                                             60,777
                                                                          ======

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2008. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase one, we anticipate commencing with phase 2 in summer 2008 or spring 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the River property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $42,325, with no outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $34,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-148735, at the SEC website at www.sec.gov:

     Exhibit No.                         Description
     -----------                         -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Principal Executive Officer
       31.2          Sec. 302 Certification of Principal Financial Officer
       32.1          Sec. 906 Certification of Principal Executive Officer
       32.2          Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2008             Jasper Ventures, Inc., Registrant


                              /s/ Jean Smith
                              --------------------------------------------------
                           By: Jean Smith
                               (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director)


                              /s/ Allen Bond
                              --------------------------------------------------
                           By: Allen Bond
                               (Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2008             Jasper Ventures, Inc., Registrant


                              /s/ Jean Smith
                              --------------------------------------------------
                           By: Jean Smith
                               (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director)


                              /s/ Allen Bond
                              --------------------------------------------------
                           By: Allen Bond
                               (Director)