Form 10-Q
period 2008-04-30
Jasper Ventures Inc.
filed 2008-06-06
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of June 2, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2008, prepared by the company, immediately follow.

JASPER VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              (Unaudited)
                                                               April 30,         October 31,
                                                                  2008              2007
                                                                 - $ -             - $ -
                                                                -------           -------
ASSETS

Current
  Cash                                                           23,992            43,150

Total current assets                                             23,992            43,150
                                                                -------           -------
TOTAL ASSETS                                                     23,992            43,150
                                                                =======           =======

LIABILITIES

Current
  Accrued liabilities                                               530                --
                                                                -------           -------
Total current liabilities                                           530                --
                                                                -------           -------
TOTAL LIABILITIES                                                   530                --
                                                                -------           -------
STOCKHOLDERS' EQUITY

Common stock
  Authorized:
   75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
   6,160,000 common shares                                        6,160             6,160
  Additional paid in capital                                     68,340            59,340
  Deficit accumulated during the exploration stage              (51,038)          (22,350)
                                                                -------           -------
Total stockholders' equity                                       23,462            43,150
                                                                -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       23,992            43,150
                                                                =======           =======

                 See accompanying notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                        Period from          Period from
                                     Three months     Three months     Six months     November 28, 2006    November 28, 2006
                                        ended            ended           ended         (Inception) to       (Inception) to
                                       April 30,        April 30,       April 30,         April 30,            April 30,
                                         2008             2007            2008              2007                 2008
                                         - $ -            - $ -           - $ -             - $ -                - $ -
                                      ----------       ----------      ----------        ----------           ----------
Exploration expenditures                      --               --              --                --                4,000

Management fees                            3,000            5,000           6,000             5,000               17,000

General and administrative                20,363            2,500          22,688             2,504               30,038
                                      ----------       ----------      ----------        ----------           ----------

Net loss                                  23,363            7,500          28,688             7,504               51,038
                                      ==========       ==========      ==========        ==========           ==========

Basic and diluted net loss per share      (0.00)           (0.00)          (0.00)            (0.00)
                                      ==========       ==========      ==========        ==========
Weighted average number of shares
 outstanding                           6,160,000        5,264,270       6,160,000         4,630,850
                                      ==========       ==========      ==========        ==========


                 See accompanying notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                    Period from          Period from
                                                   Six months     November 28, 2006    November 28, 2006
                                                     ended         (Inception) to       (Inception) to
                                                    April 30,         April 30,            April 30,
                                                      2008              2007                 2008
                                                      - $ -             - $ -                - $ -
                                                     -------           -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           (28,688)           (7,504)             (51,038)
  Add: Donated services                                9,000             7,500               25,500
  Adjustments to reconcile net loss to cash
   used by operating activities:
    Net change in:
      Accrued liabilities                                530                --                  530
                                                     -------           -------              -------
CASH FLOWS USED IN OPERATING ACTIVITIES              (19,158)               (4)             (25,008)
                                                     -------           -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                 --            11,000               49,000
                                                     -------           -------              -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               --            11,000               49,000
                                                     -------           -------              -------

NET INCREASE(DECREASE) IN CASH                       (19,158)           10,996               23,992

CASH, BEGINNING OF PERIOD                             43,150                --                   --
                                                     -------           -------              -------

CASH, END OF PERIOD                                   23,992            10,996               23,992
                                                     =======           =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           --                --                   --
                                                     =======           =======              =======


                 See accompanying notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
--------------------------------------------------------------------------------

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

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. We have not yet commenced any exploration activities on the claim. Our property, known as the River Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. The cost of the proposed exploration program is $63,982. We plan to commence the first phase of the exploration program in September 2008.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $51,038 in expenses from inception through April 30, 2008. These expenses were comprised of $4,000 in exploration costs, $17,000 in management fees and $30,038 in general and administrative costs. We incurred expenses of $23,363 and $7,500 for the three month periods ended April 30, 2008 and 2007, respectively. We incurred expenses of $28,688 for the six months ended April 30, 2008.

The following table provides selected financial data about our company for the period ended April 30, 2008.

                     Balance Sheet Data:           4/30/08
                     -------------------           -------

                     Cash                          $23,992
                     Total assets                  $23,992
                     Total liabilities             $   530
                     Shareholders' equity          $23,462

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

PLAN OF OPERATION

Our cash in the bank at April 30, 2008 was $23,992. We incurred operating expenses of $28,688 for the six months ended April 30, 2008. As we had no revenues our net loss for the period was also $28,688. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss since inception through April 30, 2008 was $51,038. These expenses were comprised of $4,000 in exploration costs, $17,000 in management fees and $30,038 in general and administrative costs. We incurred expenses of $23,363 and $7,500 for the three month periods ended April 30, 2008 and 2007, respectively.

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $20,002 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $4,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $24,000. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase 2 GEOCHEMICAL SAMPLING: All aeromagnetic kimberlite targets found will be prospected in detail and systematic soil sampling will be done along lines spaced no more than 100 meters apart and with samples at 50 or 25 meter intervals. Aeromagnetic targets totally covered by overburden should also be sampled. Sampling methods should follow the MMI protocol and samples need to be analyzed at a specialized MMI laboratory. Positive results will be the outline of kimberlite bodies, through indicator element signatures. Total duration of the field campaign depends on the number of targets present. Duration will be 1 to 2 days per target for a 2 person prospecting-sampling crew. Processing of samples during summer can be up to 6 weeks

Phase 3 DRILLING: Positive targets will need to be drill tested, the amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET

PHASE 1 PROSPECTING AND RESEARCH                             C $            US $
----------------------------------                          -----          -----
Mobilization and travel cost to Chibougamau                 2,500          2,500
Prospector 8 days @ $350/day                                2,800          2,800
Assisstant  8 days @ $275/day                               2,200          2,200
Camping equipment and food                                  2,500          2,500
Floatplane rental                                           6,000          6,001
Organization planning and aeromagnetic research             4,000          4,001
                                                           ------         ------
                                                   TOTAL   20,000         20,002
PHASE 2 GEOCHEMICAL SAMPLING
----------------------------
Mobilization and travel cost to Chibougamau                 2,500          2,500
Technician 15 days @ $400/day                               6,000          6,001
Assisstant 15 days @ $275/day                               4,125          4,126
Camping equipment and food                                  2,500          2,500
Floatplane rental                                           6,000          6,001
Sampling equipment                                            600            600
MIM  analysis  250 samples @ C$35                           8,750          8,751
Sample shipping                                               500            500
Drafting Interpretation and report                          8,000          8,001
Assessment fees                                             2,000          2,000
Organization planning and aeromagnetic research             3,000          3,000
                                                           ------         ------
                                                   TOTAL   43,975         43,980
                                                                          ------
OVERALL TOTAL                                                             63,982
                                                                          ======

We plan to commence Phase 1 of the exploration program on the claim in September 2008. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase one, we anticipate commencing with phase 2 in spring 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the River property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $23,992, with $530 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. We are an exploration stage company and have generated no revenue to date.

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

June 2, 2008               Jasper Ventures, Inc., Registrant


                               /s/ Jean Smith
                               -------------------------------------------------
                           By: Jean Smith
                               (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director)


                               /s/ Allen Bond
                               -------------------------------------------------
                           By: Allen Bond
                               (Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 2, 2008               Jasper Ventures, Inc., Registrant


                               /s/ Jean Smith
                               -------------------------------------------------
                           By: Jean Smith
                               (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director)


                               /s/ Allen Bond
                               -------------------------------------------------
                           By: Allen Bond
                               (Director)