Form 10-Q
period 2008-07-31
Jasper Ventures Inc.
filed 2008-09-04
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

                                 (416) 981-7838
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of August 26, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2008, prepared by the company, immediately follow.

JASPER VENTURES INC.
(An Exploration Stage Company)
BALANCE SHEETS
JULY 31, 2008
--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                                 July 31,        October 31,
                                                                  2008              2007
                                                                  - $ -             - $ -
                                                                 -------           -------
ASSETS

Current
  Cash                                                            20,712            43,150
                                                                 -------           -------

TOTAL ASSETS                                                      20,712            43,150
                                                                 =======           =======

LIABILITIES

Current
  Accrued liabilities                                              2,530                --
                                                                 -------           -------
TOTAL CURRENT LIABILITIES                                          2,530                --
                                                                 -------           -------

TOTAL LIABILITIES                                                  2,530                --
                                                                 -------           -------
STOCKHOLDERS' EQUITY

Common stock
  Authorized:
    75,000,000 common shares with a par value of $0.001
  Issued and outstanding:
    6,160,000 common shares                                        6,160             6,160
  Additional paid in capital                                      72,840            59,340
  Deficit accumulated during the exploration stage               (60,818)          (22,350)
                                                                 -------           -------
Total stockholders' equity                                        18,182            43,150
                                                                 -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        20,712            43,150
                                                                 =======           =======

              See accompanying summary of accounting policies and
                         notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
JULY 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Period from         Period from
                                        Three months    Three months     Nine months    November 28, 2006   November 28, 2006
                                           ended           ended            ended        (Inception) to      (Inception) to
                                         July 31,         July 31,         July 31,          July 31,            July 31,
                                           2008             2007            2008              2007                2008
                                           - $ -            - $ -           - $ -             - $ -               - $ -
                                        ----------       ----------      ----------        ----------          ----------
Exploration expenditures                        --               --              --                --               4,000

Management fees                              3,000            3,000           9,000             8,000              20,000

General and administrative                   6,781            1,495          29,468             3,998              36,818
                                        ----------       ----------      ----------        ----------          ----------

Net (loss)                                  (9,781)          (4,495)        (38,468)          (11,998)            (60,818)
                                        ==========       ==========      ==========        ==========          ==========

Basic and diluted net loss per share         (0.00)           (0.00)          (0.01)            (0.00)
                                        ==========       ==========      ==========        ==========
Weighted average number of shares
 outstanding                             6,160,000        5,600,000       6,160,000         4,994,776
                                        ==========       ==========      ==========        ==========

               See accompanying summary of accounting policies and
                         notes to financial statements

JASPER VENTURES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
JULY 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                     Period from         Period from
                                                   Nine months    November 28, 2006   November 28, 2006
                                                      ended        (Inception) to      (Inception) to
                                                     July 31,          July 31,            July 31,
                                                      2008              2007                2008
                                                      - $ -             - $ -               - $ -
                                                     -------           -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           (38,468)          (11,998)            (60,818)
  Add: Donated Services                               13,500            12,000              30,000
  Adjustments to reconcile net loss to cash
   used by operating activities:
  Net change in:
    Accrued liabilities                                2,530                --               2,530
                                                     -------           -------             -------
CASH FLOWS USED IN OPERATING ACTIVITIES              (22,438)                2             (28,288)
                                                     -------           -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                 --            11,000              49,000
                                                     -------           -------             -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               --            11,000              49,000
                                                     -------           -------             -------
NET INCREASE (DECREASE) IN CASH                      (22,438)           11,002              20,712

CASH, BEGINNING OF PERIOD                             43,150                --                  --
                                                     -------           -------             -------

CASH, END OF PERIOD                                   20,712            11,002              20,712
                                                     =======           =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           --                --                  --
                                                     =======           =======             =======

               See accompanying summary of accounting policies and
                         notes to financial statements

JASPER VENTURES INC.
NOTES TO FINANCIAL STATEMENTS
(An Exploration Stage Company)
JULY 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $60,818 in expenses from inception through July 31, 2008. These expenses were comprised of $4,000 in exploration costs, $20,000 in management fees and $36,818 in general and administrative costs. We incurred expenses of $38,468 and $11,998 for the nine month periods ended July 31, 2008 and 2007, respectively. Our net loss since inception (November 28, 2006) through July 31, 2008 was $60,818. These expenses were comprised of $4,000 in exploration costs, $20,000 in management fees and $36,818 in general and administrative costs.

The following table provides selected financial data about our company for the period ended July 31, 2008.

                     Balance Sheet Data:           7/31/08
                     -------------------           -------

                     Cash                          $20,712
                     Total assets                  $20,712
                     Total liabilities             $ 2,530
                     Shareholders' equity          $18,182

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $20,712, with $2,530 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. We are an exploration stage company and have generated no revenue to date.

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

Additionally, there were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

September 2, 2008          Jasper Ventures, Inc., Registrant


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

September 2, 2008          Jasper Ventures, Inc., Registrant


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