Form 10-K
period 2008-10-31
Jasper Ventures Inc.
filed 2009-01-28
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2008

                        Commission file number 333-148735

                              Jasper Ventures Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            69 Ross Street West #638
                         Moose Jaw, Saskatchewan S6H 2M0
               (Address of Principal Executive Offices & Zip Code)

                                  (416)981-7838
                               (Telephone Number)

     Val-U-Corp Services, Inc.
  1802 North Carson Street, Suite 212
     Carson City, NV  89701-9141             (800) 555-0738       (775) 887-0738
(Name and Address of Agent for Service)    (Telephone Number)      (Fax Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 31, 2008, the registrant had 6,160,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 19, 2009.

                              JASPER VENTURES INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Description of Business                                             3
Item 1A. Risk Factors                                                       14
Item 2.  Description of Property                                            17
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Securities Holders              17

                                Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 8.  Financial Statements                                               21
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           31
Item 9A. Controls and Procedures                                            31

                               Part III

Item 10. Directors and Executive Officers                                   33
Item 11. Executive Compensation                                             34
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     35
Item 14. Principal Accounting Fees and Services                             35

                                Part IV

Item 15. Exhibits                                                           36

Signatures                                                                  36

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. WE USE WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "EXPECT", "FUTURE", "INTEND", AND SIMILAR EXPRESSIONS TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. INVESTORS SHOULD BE AWARE THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED WITHIN THIS FILING ARE GOOD FAITH ESTIMATES OF MANAGEMENT AS OF THE DATE OF THIS ANNUAL REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS, INCLUDING THE RISKS FACED BY US AS DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization. The River Property consisting of 19 cells in one contiguous block, is the only property currently in the company's portfolio. If our claims do not contain any reserves, all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

The River Property is located in Central Quebec, 199 miles northeast of the City of Chibougamau, Latitude: Latitude: 52(0)11'N and Longitude: 72(0)22' W. The property consists of 19 cells in one contiguous block. The area of the mineral claims is unencumbered Crown Land with no existing liens, claims or restrictions of any sort.

                          RIVER CLAIMS NTS 33A1 QUEBEC

                                                                                    Work       Fees
                       Surface                                                     required   required
NTS Map                 area                               Inscriptin    Expiry      for        for
sheet    Row   Column   (Ha)    Type   Title No  Status       date        date     renewal $  renewal $      Owner
-----    ---   ------   ----    ----   --------  ------       ----        ----     ---------  ---------      -----

33A01     22   15       52,86    CDC   2134180   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     22   16       52,86    CDC   2134182   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     22   17       52,86    CDC   2134184   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     22   18       52,86    CDC   2134186   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     22   19       52,86    CDC   2134188   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%

33A01     23   15       52,85    CDC   2134190   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     23   16       52,85    CDC   2134192   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     23   17       52,85    CDC   2134194   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     23   18       52,85    CDC   2134196   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     23   19       52,85    CDC   2134198   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     23   20       52,85    CDC   2134200   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     24   16       52,84    CDC   2134202   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     24   17       52,84    CDC   2134204   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     24   18       52,84    CDC   2134207   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     24   19       52,84    CDC   2134209   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     24   20       52,84    CDC   2134211   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     25   16       52,83    CDC   2134213   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     25   17       52,83    CDC   2134214   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%
33A01     25   18       52,83    CDC   2134216   Actif      30-Oct-07   29-Oct-09    135        115      Jasper Ventures Inc
                                                                                                               100%

In Quebec mineral claims are defined by geographic coordinates and can be acquired by application by letter or via an internet portal maintained by the Quebec government at:

https://gestim.mines.gouv.qc.ca/MRN_GestimP_Presentation/ODM02101_login.aspx.

Records of all Mineral Titles and claim applications can also be inspected at the same site.

The River claims were applied for on September 28, 2007 and were inscribed in the register on October 30, 2007 and are valid until October 29, 2009. In order to keep the claims in good standing for an additional 2 year period, exploration work has to be done before the expiry date and fees need to be paid. In addition the work has to be reported before the expiry date to the authorities by a qualified person. Total minimum work requirements are C$ 2,565 and the fees to record the work are C $ 2,185 for a total of C $ 4,750.

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

The property is situated on a rolling plateau covered by glacial drift with numerous lakes, outcrops are rare. The Otish Mountains, situated immediately southeast of the property rise to elevations of 3,445 feet. Elevations on the property vary from 2,133 to 2,625 feet above sea level. Vegetation consists of conifers spaced widely apart and rarely thicker than 12 inches in diameter. Ground cover is a dense matt of mosses, lichens and labrador tea.

The claim has had no known mineral exploration. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this annual report.

There is not a plant or any equipment currently located on the property.

It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from several creeks and fresh water lakes located in the area.

Based on the following factors it is concluded by our geologist that the claims are prospective for diamond mineralization:

     1.   The River property is located in the Otish Mountains diamond camp.

     2. The River property is located 10 km northwest of the Tichegamie kimberlite cluster.

     3. Detailed aeromagnetic coverage of the area is available in public files from previous explorers

     4. The presence of anomalously high counts of small lakes makes this 10 km2 property prospective for the presence of kimberlite pipes

Exploration for diamantiferous kimberlites is recommended on the River property. Exploration should proceed according to the three phase exploration program outlined in detail in the Plan of Operation section of this annual report.

The cost of the proposed program is $60,776. We plan to commence the first phase of the exploration program in the spring of 2009.

The discussions contained herein are management's estimates based on information provided by the professional geologist who prepared the geology report for the project. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found, and the extraction process that will be required.

ACQUISITION OF THE MINERAL CLAIM AND REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The River claims were applied for on September 28, 2007 and were inscribed in the register on October 30, 2007 and are valid until October 29, 2009. In order to keep the claims in good standing for an additional 2 year period, exploration work has to be done before the expiry date and fees need to be paid. In addition the work has to be reported before the expiry date to the authorities by a qualified person. Total minimum work requirements are C$ 2,565 and the fees to record the work are C $ 2,185 for a total of C $ 4,750.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The property is situated in the Otish Mountains, 199 miles northeast of the town of Chibougamau, near the geographic centre of the Province of Quebec. The nearest population centre is the Cree Village of Mistissini, 53 miles by road north of Chibougamau. The nearest all weather road is the access road from Mistissini to the float plane base at Riviere Temiscamie, where a single Turbo-Otter float-plane is stationed and available for charter. The distance from Temiscamie to the property is 102 miles. There is no permanent population or developed infrastructure in the area, with the exception of the winter road from Riviere Temiscamie to The East Main Gold mine, which passes 9 miles east of the claims. The only economic activity in the area, apart from mineral exploration, is seasonal trapping and hunting by Cree villagers from Mistissini. The property can be reached by float plane (summer) or ski plane (winter) from Riviere Temiscamie or alternatively a helicopter can be chartered in Chibougamau. Personnel experienced in expediting, exploration surveys and camp construction is available in the village of Mistissini. The Town of Chibougamau, a mining town, is the regional population centre with many services and amenities for exploration.

                        [MAP SHOWING THE CLAIM LOCATION]

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

The property is situated on a rolling plateau covered by glacial drift with numerous lakes, outcrops are rare. The Otish Mountains, situated immediately southeast of the property rise to elevations of 3,445 feet. Elevations on the property vary from 2,133 to 2,625 feet above sea level. Vegetation consists of conifers spaced widely apart and rarely thicker than 12 inches in diameter. Ground cover is a dense matt of mosses, lichens and labrador tea.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

                                 GEOLOGY LEGEND

                           ARCHEAN -SUPERIOR PROVINCE

 S9   Granitic rocks, generally foliated

S8A Granitic rock, pink color, gneissic -contains locally gneiss and migmatite Mixed gneiss, gneissic migmatite

S8D   Quartzo-feldspatic gneiss

      Metasediments
 S4   Greywacke, pebble conglomerate, arkose often gneissic , massive quartzite

      Metavolcanics, intermadiate, mafic and ultramafic
 S2 Volcano clastic rocks, amphibolite facies, layered amphibolite (amphibolite tuff), green schist

HISTORY

The Otish mountain area in Central Quebec has been the focus of diamond exploration in Canada since 1996. The first kimberlite occurrence discovered in the Otish Mountains was the fortuitous consequence of a 1975 drilling program for uranium at Lac Beaver, and was first recognized to contain diamonds in 1998. This kimberlite pipe however was found to be too lean for further development. Nevertheless this first find spurred till sampling surveys over large areas in the Otish Mountains by several companies. This resulted in a total of at least 24 kimberlite finds in 5 separate areas:

     * Foxtrot Property: 9 pipes and 4 dykes, all diamantiferous. Several pipes have been bulk sampled with encouraging diamond contents first published in 2005 (Ashton Mining of Canada Ltd. News releases)

     * Portage : 1 dyke in the area of Foxtrot found in 2005 ( Majescor Resources News Releases)

     * Lac Beaver: 2 pipes, diamantiferous but low grade. 120 km SSW of Foxtrot

     * Tichegami: 4 pipes, 20 km NE of Lac Beaver (Ditem Explorations Inc - News Releases)

     *    Dios: 4 pipes and dykes south of Beaver Lake

An analysis of the exploration activity since 1996 shows that the principal exploration tools used were regional, widely spaced (like 500m by 2000 m spacing), till sampling for diamond and kimberlite indicator minerals and detailed (often 75-100 meter spaced lines) aeromagnetic surveys. Typically aeromagnetic anomalies within areas with anomalous indicator minerals were then tested with drilling. One or both techniques found all the above kimberlite pipes except the first one at Lac Beaver. It is also clear from Canada's diamond exploration history that this exploration technique misses many kimberlite pipes because many kimberlite pipes are not expressed in till sample results and many kimberlite pipes do not have a recognizable magnetic signature. Another shortcoming with these techniques is that usually a very large number of magnetic anomalies is generated, too many for drill testing. Of importance to note is that although prospecting for kimberlite has not been done much in the Otish area and though none of the Otish kimberlite pipes was discovered that way, at least 4 of the pipes (at Foxtrot and by Dios) have outcrop and several more have boulder trains of kimberlite. Clearly prospecting could have located these pipes. The caveat is that the area is too large for prospecting. Prospecting could only be rewarding if one could geographically narrow the areas with a high probability of containing kimberlite pipes.

Prospecting success has many advantages especially for junior exploration companies. Prospecting will broaden the spectrum of findable kimberlite pipes to include those that have no magnetic signature and/or have no expression in till samples. A prospecting discovery also has the advantage of greatly shortening the exploration time of a discovery. Outcrops can be immediately sampled and meaningfully tested for diamond content in a short span of time.

              [MAP SHOWING AREA TARGETS FOR KIMBERLITE PROSPECTING]

GEOLOGICAL SETTING

The River property is located within the Achaean age (2.7 to 2.9 Ga), Superior Craton of the Canadian Shield. Regional geological mapping of the area was published in 1984. The main lithologies in the area are foliated granite and granite gneiss. The metamorphic grade is mainly amphibolites facies. The predominant direction of foliation is north-northeast. Meta-volcanic and meta-sedimentary rocks of the Eastmain greenstone belt occur 10 km north of the property. 12 miles to the southeast of the property are outcrops the Proterozoic age sediments of the Otish Basin. Proterozoic dykes, typically a few tens of meters wide and composed of diabase, crosscut all lithologies.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of diamonds and minerals. Therefore, we will likely be able to sell any diamonds or minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in Quebec specifically.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our officer, Jean Smith who currently devotes as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-X for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.  RISK FACTORS

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR JASPER VENTURES INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS RAISES A SUBSTANTIAL DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 1 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the River Property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on November 28, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our management has no professional training or technical credentials in the field of geology. As a result, she may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR CURRENT OFFICER HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Jean Smith, our sole officer, currently devotes approximately 3 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from her other obligations could increase. The result being she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of minerals. We have a geological report and the claim has been acquired per Quebec regulations. However, there is the possibility that our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE CLAIM, WE MAY DISCOVER MINERALIZATION ON THE CLAIM THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     Access to the property is only via float plane or helicopter in the summer or ski plane in the winter. It is possible that severe weather could restrict access to our claim. Winters generally last from October to April with short, cool summers. If access to the claim is restricted we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

OUR STOCK IS CURRENTLY LISTED FOR TRADING ON THE OTC BULLETIN BOARD; HOWEVER THERE HAVE BEEN NO ACTIVE TRADING LEVELS. INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

     Our stock is listed on the OTC Bulletin Board under the symbol JSPV; however there has been no active trading of the stock and there is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions. This includes, the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the

     Commission. Consequently, the penny stock rules may make it difficult for our shareholders to resell any shares, if at all.

WE INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we require cash to cover the cost of these filings, which comprises a substantial portion of our available cash resources. If we are unable to remain in compliance it may be difficult for our shareholders to resell any shares, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently utilizing space at the residence of our president at 69 Ross Street West #638, Moose Jaw, Saskatchewan, Canada S6H 2M0. We believe the current premises are sufficient for our needs at this time. The president provides the office premises to the company at no charge. The donated office premises are valued at $500 per month. A total of $6,000 for donated rent were charged to operations and recorded as donated capital for the year ended October 31, 2008.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended October 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since June 30, 2008 our common stock has been listed for quotation on the Over-the-Counter Bulletin Board under the symbol "JSPV". There has been no active trading market and thus no high and low sales prices to report.

SHARES AVAILABLE UNDER RULE 144

A total of 5,000,000 shares of our common stock are available for resale to the public, in accordance with the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least six months is entitled to sell within any three month period a number of shares that does not exceed the greater of:

     1. 1% of the number of shares of the company's common stock then outstanding; or

     2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold all of the 5,000,000 shares that may be sold pursuant to Rule 144.

HOLDERS

As of October 31, 2008, we have 6,160,000 Shares of $0.001 par value common stock issued and outstanding held by 39 shareholders of record.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $75,613 in expenses from inception through October 31, 2008. These expenses were comprised of $4,000 in exploration costs, $23,000 in management fees and $48,613 in general and administrative costs. We incurred expenses of $53,263 and $22,350 for the years ended October 31, 2008 and 2007, respectively. Our net loss since inception (November 28, 2006) through October 31, 2008 was $75,613.

The following table provides selected financial data about our company for the years ended October 31, 2008 and 2007.

             Balance Sheet Data:           10/31/08         10/31/07
             -------------------           --------         --------

             Cash                          $17,887           43,150
             Total assets                  $17,887           43,150
             Total liabilities             $10,000                0
             Shareholders' equity          $ 7,887           43,150

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

GOING CONCERN

Jasper Ventures Inc. is an exploration stage company and currently has no operations. Our independent auditor has issued an audit opinion for Jasper Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2008 was $17,887 with $10,000 outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, the amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET

PHASE 1 PROSPECTING AND RESEARCH                            C $            US $
----------------------------------                         -----          -----
Mobilization and travel cost to Chibougamau                2,500          2,500
Prospector 8 days @ $350/day                               2,800          2,800
Assistant  8 days @ $275/day                               2,200          2,200
Camping equipment and food                                 2,500          2,500
Floatplane rental                                          6,000          6,001
Organization planning and aeromagnetic research            4,000          4,001
                                                          ------         ------
                                                 TOTAL    20,000         20,002
                                                          ------         ------
PHASE 2 GEOCHEMICAL SAMPLING
----------------------------
Mobilization and travel cost to Chibougamau                2,500          2,500
Technician 15 days @ $400/day                              6,000          6,001
Assistant 15 days @ $275/day                               4,125          4,126
Camping equipment and food                                 2,500          2,500
Floatplane rental                                          6,000          6,001
Sampling equipment                                           600            600
MIM  analysis  250 samples @ C$35                          8,750          8,751
Sample shipping                                              500            500
Drafting Interpretation and report                         8,000          8,001
Assessment fees                                            2,000          2,000
Organization planning and aeromagnetic research            3,000          3,000
                                                          ------         ------
                                                 TOTAL    43,975         43,980
                                                          ------         ------
OVERALL TOTAL                                                            63,982
                                                                         ======

We plan to commence Phase 1 of the exploration program on the claim in Spring 2009. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase one, we anticipate commencing with phase 2 in Summer 2009. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the River property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Jasper Ventures Inc.
(An Exploration Stage Company)
Saskatchewan, Canada


We have audited the accompanying balance sheets of Jasper Ventures Inc. (the "Company") as of October 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended October 31, 2008, and the periods from November 28, 2006 (inception) through October 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasper Ventures, Inc as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the year then ended October 31, 2008, and the periods from November 28, 2006 (inception) through October 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LBB & Associates Ltd., LLP
-------------------------------------
LBB & Associates Ltd., LLP

Houston, Texas
January 21, 2009

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                               October 31,        October 31,
                                                                  2008               2007
                                                                --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $ 17,887           $ 43,150
                                                                --------           --------
TOTAL CURRENT ASSETS                                              17,887             43,150
                                                                --------           --------

      TOTAL ASSETS                                              $ 17,887           $ 43,150
                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                              $ 10,000           $     --
                                                                --------           --------
TOTAL CURRENT LIABILITIES                                         10,000                 --
                                                                --------           --------

      TOTAL LIABILITIES                                           10,000                 --
                                                                --------           --------

STOCKHOLDERS' EQUITY
  75,000,000 common shares at par value of $0.001
   authorized; 6,160,000 shares issued and outstanding
   October 31, 2008 and 2007, respectively                         6,160              6,160
  Additional paid-in capital                                      77,340             59,340
  Deficit accumulated during exploration stage                   (75,613)           (22,350)
                                                                --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                   7,887             43,150
                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 17,887           $ 43,150
                                                                ========           ========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                      November 28, 2006    November 28, 2006
                                                         (Inception)          (Inception)
                                    Year Ended             Through              Through
                                    October 31,          October 31,          October 31,
                                       2008                 2007                 2008
                                    ----------           ----------           ----------
REVENUES
  Revenues                          $       --           $       --           $       --
                                    ----------           ----------           ----------
TOTAL REVENUES                              --                   --                   --

OPERATING COSTS
  Exploration expenditures                  --                4,000                4,000
  Management Fees                       12,000               11,000               23,000
  General & Administative               41,263                7,350               48,613
                                    ----------           ----------           ----------

TOTAL OPERATING COSTS               $   53,263           $   22,350           $   75,613
                                    ----------           ----------           ----------

NET INCOME (LOSS)                   $  (53,263)          $  (22,350)          $  (75,613)
                                    ==========           ==========           ==========

BASIC EARNINGS PER SHARE            $    (0.01)          $    (0.00)
                                    ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           6,160,000            5,293,293
                                    ==========           ==========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
          From November 28, 2006 (Inception) through October 31, 2008
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                     Accumulated
                                                          Common      Additional       During
                                            Common        Stock        Paid-in       Exploration
                                            Stock         Amount       Capital         Stage          Total
                                            -----         ------       -------         -----          -----
BALANCE, NOVEMBER 28, 2006                       --      $    --      $     --      $      --      $      --

Stock issued to founders for cash         5,000,000        5,000                                       5,000

Stock issued for cash                     1,160,000        1,160        42,840                        44,000

Donated services                                                        16,500                        16,500

Net loss                                                                              (22,350)       (22,350)
                                         ----------      -------      --------      ---------      ---------
BALANCE OCTOBER 31, 2007                  6,160,000        6,160        59,340        (22,350)        43,150
                                         ----------      -------      --------      ---------      ---------

Donated services                                                        18,000                        18,000

Net loss                                                                              (53,263)       (53,263)
                                         ----------      -------      --------      ---------      ---------

BALANCE OCTOBER 31, 2008                  6,160,000      $ 6,160      $ 77,340      $ (75,613)     $   7,887
                                         ==========      =======      ========      =========      =========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
--------------------------------------------------------------------------------

                                                                                November 28, 2006    November 28,2006
                                                                                    Inception          Inception
                                                                 Year Ended          Through            Through
                                                                 October 31,        October 31,        October 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(53,263)          $(22,350)          $(75,613)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Donated services                                               18,000             16,500             34,500
     Accounts payable                                               10,000                 --             10,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (25,263)            (5,850)           (31,113)
                                                                  --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --
                                                                  --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             49,000             49,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             49,000             49,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (25,263)            43,150             17,887
                                                                  --------           --------           --------

CASH AT BEGINNING OF PERIOD                                         43,150                 --                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 17,887           $ 43,150           $ 17,887
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========

                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
       Period from November 28, 2006 (Inception) through October 31, 2008
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

Jasper Ventures Inc. ("The Company") was incorporated in the State of Nevada on November 28, 2006 to engage in the acquisition, exploration and development of natural resource properties. The Company is in the exploration stage with no revenues and limited operating history. The principal offices are located in Saskatchewan, Canada.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year end is October 31.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

EXPLORATION STAGE COMPANY

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Industry Guide 7 for its characterization of the Company as exploration stage.

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
       Period from November 28, 2006 (Inception) through October 31, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consisted of cash and accounts payable. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument. Because of the short maturity of such assets and liabilities the fair value of these financial instruments approximate their carrying values, unless otherwise noted.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

3. RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. A total of $12,000 for donated management fees and $6,000 for donated rent were charged to operating and general expenses and recorded as donated capital (Additional Paid in Capital) for the year ended October 31, 2008.

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
       Period from November 28, 2006 (Inception) through October 31, 2008
--------------------------------------------------------------------------------

4. COMMON SHARES

a) In December 2006 the Company issued 5,000,000 common shares of the Company at $0.001 per share for cash proceeds of $5,000.
b) In January 2007 the Company issued 240,000 common shares of the Company at $0.01 per share for cash proceeds of $2,400.
c) In April 2007 the Company issued 360,000 common shares of the Company at $0.01 per share for cash proceeds of $3,600.
d) In September 2007 the Company issued 360,000 common shares of the Company at $0.05 per share for cash proceeds of $18,000.
e) In October 2007 the Company issued 200,000 common shares of the Company at $0.10 per share for cash proceeds of $20,000.

5. INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                October 31,      October 31,
                                                   2008             2007
                                                  - $ -            - $ -
                                                 --------         --------
Deferred tax asset attributable to:
Net operating loss                                 26,000            8,000
Valuation allowance                               (26,000)          (8,000)
                                                 --------         --------
Net deferred tax asset                                 --               --
                                                 ========         ========

A reconciliation of the Company's tax provision is as follows:

                                                October 31,      October 31,
                                                   2008             2007
                                                  - $ -            - $ -
                                                 --------         --------

Refund at statutory (34%) rate                     18,000            8,000
Change in valuation allowance                     (18,000)          (8,000)
                                                 --------         --------

Net refundable amount                                  --               --
                                                 ========         ========

At October 31, 2008, the Company had an unused net operating loss carry-forward approximating $75,613 that is available to offset future taxable income; the loss carry-forward will start to expire in 2028.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting. We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee and we have no outside directors on the Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Jasper Ventures Inc., whose terms will expire at such a time as their successor(s) shall be elected and qualified are as follows:

     Name & Address               Age      Position       Date First Elected
     --------------               ---      --------       ------------------

     Jean Smith                    58      President,          12/06/06
     69 Ross Street West #638              Secretary,
     Moose Jaw, Saskatchewan               Treasurer,
     Canada S6H 2M0                        CFO, CEO &
                                           Director

     Allen Bond                    60      Director            12/06/06
     69 Ross Street West #638
     Moose Jaw, Saskatchewan
     Canada S6H 2M0

The persons named above are promoters of Jasper Ventures Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Our directors currently devote as much time as the board of directors deems necessary to manage the affairs of the company.

Our officer and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting them from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

They have not been convicted in any criminal proceeding (excluding traffic violations) and are not the subject of a criminal proceeding which is currently pending.

RESUMES

JEAN SMITH

Ms. Smith has been our President, Secretary, Treasurer and a Director since inception. Ms. Smith hold a Bachelor of Science degree in Dental Hygenes and for the last 20 years has been President of L.J. Investments, a private real estate holding company.

ALLEN BOND

Mr. Bond has been a Director of the company since inception. Mr. Bond holds a Masters degree in Education and for the last 10 years has been employed by Telus Telephone as a Personnel Manager.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Jean Smith and Allen Bond.

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                       Value &
                                                                      Non-Equity     Nonqualified
                                                                      Incentive       Deferred       All
 Name and                                                                Plan          Compen-      Other
Principal                                        Stock       Option    Compen-         sation       Compen-
Position             Year   Salary     Bonus     Awards      Awards    sation         Earnings      sation     Total
--------             ----   ------     -----     ------      ------    ------         --------      ------     -----
Jean Smith,          2006     0          0         0           0          0              0             0          0
President,           2007     0          0         0           0          0              0             0          0
CEO and Director     2008     0          0         0           0          0              0             0          0

Allen Bond,          2006     0          0         0           0          0              0             0          0
Director             2007     0          0         0           0          0              0             0          0
                     2008     0          0         0           0          0              0             0          0

There are no current employment agreements between the company and its executive officer.

In December 2006, a total of 5,000,000 shares of common stock were issued to Jean Smith and Allen Bond in exchange for cash in the amount of $5,000 U.S., or $.001 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Jean Smith currently devotes approximately 3 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. She currently provides management fees and office premises to the company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. A total of $12,000 for donated management fees and $6,000 for donated rent were charged to operations and recorded as donated capital for the year ended October 31, 2008.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Jasper Ventures Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                         No. of            Percentage
     Beneficial Owner(1)                  Shares           of Ownership:
     -------------------                  ------           -------------

     Jean Smith                          2,500,000             41%

     Allen Bond                          2,500,000             41%

     Officers and Directors
      as a Group (2)                     5,000,000             82%

----------
(1) The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2006, a total of 5,000,000 shares of Common Stock were issued to Jean Smith and Allen Bond in exchange for $5,000 US, or $.001 per share (2,500,000 shares each). All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and directors of the Company. (See "Principal Stockholders".)

Jean Smith, the President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. A total of $12,000 for donated management fees and $6,000 for donated rent were charged to operations and recorded as donated capital for the year ended October 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $11,485, for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended October 31, 2008.

The total fees charged to the company for audit services were $5,415 for audit-related services were $0, for tax services were $0 and for other services were $0 during the year ended October 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

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

January 26, 2009           Jasper Ventures, Inc., Registrant


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

January 26, 2009           Jasper Ventures, Inc., Registrant


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