Form 10-Q
period 2009-01-31
Jasper Ventures Inc.
filed 2009-03-04
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

                        Commission file number 333-148735


                              JASPER VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                            69 Ross Street West #638
                         Moose Jaw, Saskatchewan S6H 2M0
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of February 23, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended January 31, 2009, prepared by the company, immediately follow.

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  January 31,        October 31,
                                                                     2009               2008
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  7,862           $ 17,887
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  7,862             17,887
                                                                   --------           --------

      TOTAL ASSETS                                                 $  7,862           $ 17,887
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,205           $ 10,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             5,205             10,000
                                                                   --------           --------

      TOTAL LIABILITIES                                               5,205             10,000
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 75,000,000 shares
   authorized; 6,160,000 shares issued and outstanding
   January 31, 2009 and October 31, 2008 respectively                 6,160              6,160
  Additional paid-in capital                                         81,840             77,340
  Deficit accumulated during exploration stage                      (85,343)           (75,613)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            2,657              7,887
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  7,862           $ 17,887
                                                                   ========           ========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                           November 28, 2006
                                   Three Months         Three Months         (Inception)
                                      Ended                Ended               Through
                                    January 31,          January 31,          January 31,
                                       2009                 2008                 2009
                                    ----------           ----------           ----------
OPERATING COSTS
  Exploration expenditures          $       --           $       --           $    4,000
  Management fees                        3,000                3,000               26,000
  General & administative                6,730                2,325               55,343
                                    ----------           ----------           ----------
TOTAL OPERATING COSTS                    9,730                5,325               85,343
                                    ----------           ----------           ----------

NET LOSS                            $   (9,730)          $   (5,325)          $  (85,343)
                                    ==========           ==========           ==========

BASIC EARNINGS PER SHARE            $    (0.00)          $    (0.00)
                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           6,160,000            6,160,000
                                    ==========           ==========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    November 28, 2006
                                                                Three Months       Three Months       (Inception)
                                                                   Ended              Ended             Through
                                                                 January 31,        January 31,        January 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (9,730)          $ (5,325)          $(85,343)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Donated services                                                4,500              4,500             39,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                          (4,795)                --              5,205
                                                                  --------           --------           --------
          NET CASH USED IN OPERATING ACTIVITIES                    (10,025)              (825)           (41,138)


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             49,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                 --             49,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (10,025)              (825)             7,862

CASH AT BEGINNING OF PERIOD                                         17,887             43,150                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $  7,862           $ 42,325           $  7,862
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         Notes to Financial Statements
                         (An Exploration Stage Company)
                                January 31, 2009
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Jasper Ventures, Inc.("Jasper" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business, raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

2. RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. For the quarter ended January 31, 2009 a total of $4,500 was posted as management and additional paid in capital.

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

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. We have not yet commenced any exploration activities on the claim. Our property, known as the River Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. The cost of the proposed exploration program is $63,982. We plan to commence the first phase of the exploration program in Spring 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $85,343 in expenses from inception through January 31, 2009. These expenses were comprised of management fees and general and administrative costs. We incurred expenses of $9,730 and $5,325 for the three month periods ended January 31, 2009 and 2008, respectively. Our net loss since inception (November 28, 2006) through January 31, 2009 was $85,343.

The following table provides selected financial data about our company for the period ended January 31, 2009.

                      Balance Sheet Data:           1/31/09
                      -------------------           -------

                      Cash                          $7,862
                      Total assets                  $7,862
                      Total liabilities             $5,205
                      Shareholders' equity          $2,657

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $7,862, with $5,205 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $24,000. If we experience a shortage of funds for operating expenses our director has agreed to loan the company money to pay for those expenses. There is no written agreement with the director to do so. We are an exploration stage company and have generated no revenue to date.

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

March 2, 2009              Jasper Ventures, Inc., Registrant


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

March 2, 2009              Jasper Ventures, Inc., Registrant


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