Form 10-Q
period 2009-04-30
Jasper Ventures Inc.
filed 2009-06-09
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of June 9, 2009

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended April 30, 2009, prepared by the company, immediately follow.

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        April 30,         October 31,
                                                                          2009               2008
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    139           $ 17,887
                                                                        --------           --------
Total Current Assets                                                         139             17,887
                                                                        --------           --------
      TOTAL ASSETS                                                      $    139           $ 17,887
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                    $  1,150           $     --
  Accounts Payable                                                         2,000             10,000
                                                                        --------           --------
      TOTAL LIABILITIES                                                    3,150             10,000
                                                                        --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  75,000,000 common shares at par value of $0.001
   Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,160,000 shares issued and outstanding
   April 30, 2009 and October 31, 2008 respectively                        6,160              6,160
  Additional paid-in capital                                              86,340             77,340
  Deficit accumulated during exploration stage                           (95,511)           (75,613)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (3,011)             7,887
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $    139           $ 17,887
                                                                        ========           ========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   November 28,2006
                                Three Months     Three Months      Six Months       Six Months       (Inception)
                                   Ended            Ended            Ended            Ended            Through
                                  April 30,        April 30,        April 30,        April 30,        April 30,
                                    2009             2008             2009             2008             2009
                                 ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
  Exploration expenditures       $       --       $       --       $       --       $       --       $    4,000
  Management fees                     3,000            3,000            6,000            6,000           29,000
  General and administative           7,167           20,363           13,898           22,688           62,511
                                 ----------       ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                 10,167           23,363           19,898           28,688           95,511
                                 ----------       ----------       ----------       ----------       ----------

NET LOSS                         $  (10,167)      $  (23,363)      $  (19,898)      $  (28,688)      $   95,511
                                 ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE         $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                 ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        6,160,000        6,160,000        6,160,000        6,160,000
                                 ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     November 28,2006
                                                                 Six Months         Six Months         (Inception)
                                                                   Ended              Ended              Through
                                                                  April 30,          April 30,          April 30,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(19,898)          $(28,688)          $(95,511)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Donated services                                                9,000              9,000             43,500
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                          (8,000)               530              2,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (18,898)           (19,158)           (50,011)
                                                                  --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             49,000
  Proceeds from shareholder loan                                     1,150                 --              1,150
                                                                  --------           --------           --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,150                 --             50,150
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (17,748)           (19,158)               139

CASH AT BEGINNING OF PERIOD                                         17,887             43,150                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    139           $ 23,992           $    139
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                         Notes to Financial Statements
        Period from November 28, 2006 (Inception) through April 30, 2009
--------------------------------------------------------------------------------

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

2. RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. For the quarter ended April 30, 2009 a total of $4,500 was posted as management and additional paid in capital.

At April 30, 2009, the financial statements reflect a loan from the shareholder in the amount of $1,150. This loan carries no interest and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. We have not yet commenced any exploration activities on the claim. Our property, known as the River Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. The cost of the proposed exploration program is $63,982. We plan to commence the first phase of the exploration program in Summer 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $95,511 in expenses from inception through April 30, 2009. These expenses were comprised of management fees and general and administrative costs. We incurred expenses of $10,167 and $23,363 for the three month periods ended April 30, 2009 and 2008, respectively. Our net loss since inception (November 28, 2006) through April 30, 2009 was $95,511. A director has loaned the company funds of $1,150. The loan is interest free and due on demand.

The following table provides selected financial data about our company for the period ended April 30, 2009.

                    Balance Sheet Data:            4/30/09
                    -------------------            -------

                    Cash                           $   139
                    Total assets                   $   139
                    Total liabilities              $ 3,150
                    Shareholders' deficit          $(3,011)

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first of the three phases of the exploration program on our claim. In addition to the $20,002 we anticipate spending for the first phase of the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with compliance with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000. If we experience a shortage of funds we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Phase 3 DRILLING: Positive targets will need to be drill tested, the amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET

PHASE 1 PROSPECTING AND RESEARCH                             C $            US $
----------------------------------                          -----          -----
Mobilization and travel cost to Chibougamau                 2,500          2,500
Prospector 8 days @ $350/day                                2,800          2,800
Assisstant  8 days @ $275/day                               2,200          2,200
Camping equipment and food                                  2,500          2,500
Floatplane rental                                           6,000          6,001
Organization planning and aeromagnetic research             4,000          4,001
                                                           ------         ------
                                                   TOTAL   20,000         20,002
PHASE 2 GEOCHEMICAL SAMPLING
----------------------------
Mobilization and travel cost to Chibougamau                 2,500          2,500
Technician 15 days @ $400/day                               6,000          6,001
Assisstant 15 days @ $275/day                               4,125          4,126
Camping equipment and food                                  2,500          2,500
Floatplane rental                                           6,000          6,001
Sampling equipment                                            600            600
MIM  analysis  250 samples @ CAD $35                        8,750          8,751
Sample shipping                                               500            500
Drafting Interpretation and report                          8,000          8,001
Assessment fees                                             2,000          2,000
Organization planning and aeromagnetic research             3,000          3,000
                                                           ------         ------
                                                   TOTAL   43,975         43,980
                                                                          ------
OVERALL TOTAL                                                             63,982
                                                                          ======

We plan to commence Phase 1 of the exploration program on the claim in Summer 2009. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to financing and the results of phase one, we anticipate commencing with phase 2 in 2010. We have a verbal agreement with Andre Pauwels, the professional geologist who prepared the geology report on the River property, to retain his services for our planned exploration program. We will require additional funding to proceed with any subsequent work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2009 was $139, with $3,150 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. If we experience a shortage of funds for operating expenses our director has agreed to loan the company money to pay for those expenses. There is no written agreement with the director to do so. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

June 9, 2009               Jasper Ventures, Inc., Registrant


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

June 9, 2009               Jasper Ventures, Inc., Registrant


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