Form 10-Q
period 2009-07-31
Jasper Ventures Inc.
filed 2009-09-14
CIK 1423239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

                        Commission file number 333-148735


                              JASPER VENTURES INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                 360 Main Street
                              Washington, VA 22747
          (Address of principal executive offices, including zip code)

                                  540-675-3149
                     (telephone number, including area code)

                            69 Ross Street West #638
                         Moose Jaw, Saskatchewan S6H 2M0
          (Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,160,000 shares as of September 11, 2009

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended July 31, 2009, prepared by the Company, immediately follow.

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        July 31,           October 31,
                                                                          2009                2008
                                                                        ---------           ---------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     292           $  17,887
                                                                        ---------           ---------
Total Current Assets                                                          292              17,887
                                                                        ---------           ---------

      TOTAL ASSETS                                                      $     292           $  17,887
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from director                                                    $   6,150           $      --
  Accounts payable                                                             --              10,000
                                                                        ---------           ---------
      TOTAL LIABILITIES                                                     6,150              10,000
                                                                        ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  75,000,000 common shares at par value of $0.001
   authorized; 6,160,000 shares issued and outstanding
   July 31, 2009 and October 31, 2008 respectively                          6,160               6,160
  Additional paid-in capital                                               90,840              77,340
  Deficit accumulated during exploration stage                           (102,858)            (75,613)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (5,858)              7,887
                                                                        ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $     292           $  17,887
                                                                        =========           =========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 November 28,2006
                               Three Months     Three Months      Nine Months      Nine Months      (Inception)
                                  Ended            Ended            Ended            Ended           Through
                                 July 31,         July 31,         July 31,         July 31,         July 31,
                                   2009             2008             2009             2008             2009
                                ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
  Exploration expenditures      $       --       $       --       $       --       $       --       $    4,000
  Management fees                    3,000            3,000            9,000            9,000           32,000
  General and administative          4,347            6,781           18,245           29,468           66,858
                                ----------       ----------       ----------       ----------       ----------

LOSS FROM OPERATIONS                (7,347)          (9,781)         (27,245)         (38,468)        (102,858)
                                ----------       ----------       ----------       ----------       ----------

NET LOSS                        $   (7,347)      $   (9,781)      $  (27,245)      $  (38,468)      $ (102,858)
                                ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE        $    (0.00)      $    (0.00)      $    (0.00)      $    (0.01)
                                ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING       6,160,000        6,160,000        6,160,000        6,160,000
                                ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      November 28,2006
                                                                 Nine Months         Nine Months         (Inception)
                                                                   Ended               Ended              Through
                                                                  July 31,            July 31,            July 31,
                                                                    2009                2008                2009
                                                                  ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (27,245)          $ (38,468)          $(102,858)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Donated Services                                                13,500              13,500              48,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued expenses                          (10,000)              2,530                  --
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (23,745)            (22,438)            (54,858)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --                  --              49,000
  Proceeds from shareholder loan                                      6,150                  --               6,150
                                                                  ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   6,150                  --              55,150
                                                                  ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                                     (17,595)            (22,438)                292

CASH AT BEGINNING OF PERIOD                                          17,887              43,150                  --
                                                                  ---------           ---------           ---------

CASH AT END OF PERIOD                                             $     292           $  20,712           $     292
                                                                  =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $      --           $      --           $      --
                                                                  =========           =========           =========
  Income Taxes                                                    $      --           $      --           $      --
                                                                  =========           =========           =========


                        See Notes to Financial Statements

                              JASPER VENTURES INC.
                         NOTES TO FINANCIAL STATEMENTS
                         (An Exploration Stage Company)
        Period from November 28, 2006 (Inception) through July 31, 2009
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Jasper Ventures Inc. ("Jasper" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K, have been omitted.

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

2. RELATED PARTY

The President of the Company provides management fees and office premises to the Company at no charge. The donated services are valued at $1,000 per month for the management fees and donated office premises are valued at $500 per month. For the quarter ended July 31, 2009 a total of $4,500 was posted as management and additional paid in capital.

At July 31, 2009, the financial statements reflect a loan from the shareholder in the amount of $6,150. This loan carries no interest and is due on demand.

3. SUBSEQUENT EVENTS

MATERIAL DEFINITIVE AGREEMENTS

On August 13, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. The transaction was approved by both a board resolution dated August 13, 2009 and by a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont Partners, LLC controls approximately 81.57% of the Company's outstanding capital stock.

BOARD APPOINTMENTS

On August 13, 2009, the Board of Directors appointed Joseph Meuse as a director of the Company.

Set forth below is certain biographical information regarding the New Director:

Joseph Meuse, age 39, resides in Warrenton, VA. Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies. Mr. Meuse attended the College of William and Mary.

CHANGE OF CONTROL

The company is contemplating a reverse merger transaction. If completed, it will likely result in a change of control.

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

BUSINESS

Jasper Ventures Inc. was incorporated in Nevada on November 28, 2006 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. The principal executive offices are located at 360 Main Street, Washington, VA 22747. The telephone number is 540-675-3149.

Our mineral claim has been acquired per Quebec government requirements and we hired a professional geologist to prepare a geological report. We have not yet commenced any exploration activities on the claim. Our property, known as the River Property may not contain any mineral reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. The cost of the proposed exploration program is $63,982. We plan to commence the first phase of the exploration program in fourth quarter 2009.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $102,858 in expenses from inception through July 31, 2009. These expenses were comprised of management fees and general and administrative costs. We incurred expenses of $7,347 and $9,781 for the three month periods ended July 31, 2009 and 2008, respectively. Our net loss since inception (November 28, 2006) through July 31, 2009 was $102,858. A director has loaned the company funds of $6,150. The loan is interest free and due on demand.

The following table provides selected financial data about our company for the period ended July 31, 2009.

                    Balance Sheet Data:            7/31/09
                    -------------------            -------

                    Cash                           $   292
                    Total assets                   $   292
                    Total liabilities              $ 6,150
                    Shareholders' deficit          $(5,858)

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

Phase 3 DRILLING: Positive targets will need to be drill tested, the amount of drilling will depend on the success of phase 1 and 2.

                                     BUDGET

PHASE 1 PROSPECTING AND RESEARCH                             C $            US $
----------------------------------                          -----          -----
Mobilization and travel cost to Chibougamau                 2,500
Prospector 8 days @ $350/day                                2,800
Assisstant  8 days @ $275/day                               2,200
Camping equipment and food                                  2,500
Floatplane rental                                           6,000
Organization planning and aeromagnetic research             4,000
                                                           ------         ------
                                                   TOTAL   20,000         18,518
PHASE 2 GEOCHEMICAL SAMPLING
----------------------------
Mobilization and travel cost to Chibougamau                 2,500
Technician 15 days @ $400/day                               6,000
Assisstant 15 days @ $275/day                               4,125
Camping equipment and food                                  2,500
Floatplane rental                                           6,000
Sampling equipment                                            600
MIM  analysis  250 samples @ CAD $35                        8,750
Sample shipping                                               500
Drafting Interpretation and report                          8,000
Assessment fees                                             2,000
Organization planning and aeromagnetic research             3,000
                                                           ------         ------
                                                   TOTAL   43,975         40,722
                                                                          ------
OVERALL TOTAL                                                             59,240
                                                                          ======

We plan to commence Phase 1 of the exploration program on the claim in fourth quarter 2009. We expect this phase to take 8 days to complete and an additional one to two months for the geologist to prepare his report.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2009 was $292, with $6,150 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $30,000. If we experience a shortage of funds for operating expenses our director has agreed to loan the company money to pay for those expenses. There is no written agreement with the director to do so. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

MATERIAL DEFINITIVE AGREEMENTS

On August 13, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired five million (5,000,000) shares of the Company's common stock. The transaction was approved by both a board resolution dated August 13, 2009 and by a majority of the Company's shareholders in a shareholder resolution dated the same day. Following the transaction, Belmont Partners, LLC controls approximately 81.57% of the Company's outstanding capital stock.

BOARD APPOINTMENTS

On August 13, 2009, the Board of Directors appointed Joseph Meuse as a director of the Company.

Set forth below is certain biographical information regarding the New Director:

Joseph Meuse, age 39, resides in Warrenton, VA. Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners. Additionally, Mr. Meuse maintains a position as a Board Member of numerous public companies. Mr. Meuse attended the College of William and Mary.

CHANGE OF CONTROL

The company is contemplating a reverse merger transaction. If completed, it will likely result in a change of control.

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

September 11, 2009            Jasper Ventures Inc., Registrant


                              /s/ Jean Smith
                              --------------------------------------------------
                          By: Jean Smith
                              Principal Executive Officer (Principal Financial Officer, Principal Accounting Officer & Director)


                              /s/ Allen Bond
                              --------------------------------------------------
                          By: Allen Bond
                              (Director)


                              /s/ Joseph Meuse
                              --------------------------------------------------
                          By: Joseph Meuse
                              (Director)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 11, 2009            Jasper Ventures Inc., Registrant


                              /s/ Jean Smith
                              --------------------------------------------------
                          By: Jean Smith
                              Principal Executive Officer (Principal Financial Officer, Principal Accounting Officer & Director)


                              /s/ Allen Bond
                              --------------------------------------------------
                          By: Allen Bond
                              (Director)


                              /s/ Joseph Meuse
                              --------------------------------------------------
                          By: Joseph Meuse
                              (Director)